Form 10-Q
period 2008-09-30
RFI TECHNOLOGIES, INC.
filed 2008-11-14
CIK 1445223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-153603

RFI TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0590893

(State of incorporation)	(IRS Employer ID Number)

17 Hamizpe St. Shoham 60850, Israel

(Address of principal executive offices)

Tel: 212-796-5819

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 12, 2008, 132,197,841 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

RFI TECHNOLOGIES, INC.
INDEX TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

RFI TECHNOLOGIES, INC.
BALANCE SHEET (NOTE 2)
AS OF SEPTEMBER 30, 2008
(Unaudited)

2008

ASSETS
Current Assets:
Cash in bank	$37,504
Inventory	1,083

Total current assets	38,587

Total Assets	$38,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable - Trade	$1,083
Billings on uncompleted contracts in excess of costs	23,283

Total current liabilities	24,366

Total liabilities	24,366

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 132,197,841 shares issued and outstanding	13,220
Additional paid-in capital	32,730
(Deficit) accumulated during the development stage	(31,729)

Total stockholders’ equity	14,221

Total Liabilities and Stockholders’ Equity	$38,587

The accompanying notes to financial statements are
an integral part of this balance sheet.

RFI TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS (NOTE 2)
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Unaudited)

Period Ended September 30, 2008

Revenues	$2,106

Cost of Revenues:
Purchases	1,836

Total cost of revenues	1,836

Gross Profit	270

Expenses:
General and administrative-
Legal fees	13,846
Officer’s compensation paid by issued shares	10,200
Audit fees	4,000
Professional fees	2,000
Organization costs	1,154
Other	715
Bank charges	84

Total general and administrative expenses	31,999

(Loss) from Operations	(31,729)

Other Income (Expense)	—

Provision for income taxes	—

Net (Loss)	$(31,729)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	123,320,637

The accompanying notes to financial statements are
an integral part of this statement.

RFI TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Unaudited)

Period Ended September 30, 2008

Operating Activities:
Net (loss)	$(31,729)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Officer’s compensation paid by issued shares	10,200
Changes in net liabilities-
Inventory	(1,083)
Accounts payable - Trade	1,083
Billings on uncompleted contracts in excess of costs	23,283

Net Cash Provided by Operating Activities	1,754

Investing Activities:
Cash provided by investing activities	—

Net Cash Provided by Investing Activities	—

Financing Activities:
Proceeds from issuance of common stock	35,750

Net Cash Provided by Financing Activities	35,750

Net Increase in Cash	37,504

Cash - Beginning of Period	—

Cash - End of Period	$37,504

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—

Income taxes	$—

Supplemental Information of Noncash Operating Activities:

On August 12, 2008, the Company issued 102,000,000 shares of common stock to its Director and sole officer for services rendered valued at $10,200.

The accompanying notes to financial statements are
an integral part of this statement.

RFI TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

(1)	Summary of Significant Accounting Policies

     Basis of Presentation and Organization

RFI Technologies, Inc. (“RFI” or the “Company”) is a Nevada corporation. The Company was incorporated under the laws of the State of Nevada on August 11, 2008, and was previously in the development stage. The business plan of RFI is to design and sell passive radio frequency identification (“RFID”) products. RFID products enable greater effectiveness and security in supply chain and asset tracking operations. Recent developments in technology, industry standards and manufacturing processes allow these RFID systems to deliver long read ranges of up to 10 meters and read speeds of over 500 tags per second, at low cost with UHF tags currently selling for prices below $0.10. The accompanying financial statements of RFI were prepared from the accounts of the Company under the accrual basis of accounting.

On August 12, 2008, the Company issued 18,750,000 shares of its common stock at a price of $0.01 per share for subscriptions receivable of $18,750 to three of the founders of the Company. Proceeds of $18,750 from the issuance of the common stock were received on September 11, 2008.

In addition, in 2008, RFI commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $17,000 through the issuance 11,447,841 shares of its common stock, $0.0001 par value per share, at an offering price of $0.001485 per share. As of August 30, 2008, RFI had closed the PPO and proceeds from the PPO of $17,000 were received on September 9, 2008.

The Company also completed the submission of a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 18,947,841 of its outstanding shares of common stock on behalf of selling stockholders (see Note 5). The Registration Statement on Form S-1 was filed with the SEC on September 19, 2008, and declared effective on September 26, 2008.

     Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2008, and for the period then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and its cash flows for the period ended September 30, 2008. These results are not necessarily indicative of the results expected for the fiscal year ending March 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of August 31, 2008, in its Registration Statement on Form S-1 filed with the SEC for additional information, including significant accounting policies.

RFI TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

     Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

     Inventory

Inventory of the Company is stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method.

     Revenue Recognition

The Company generates revenues from product/system sales and installations contracts.

Revenues from fixed price contracts are recognized on a percentage of completion basis, in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract.

     Impairment of Long-Lived Assets

RFI evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. RFI records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended September 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

     Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2008.

RFI TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

     Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

     Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

     Income Taxes

RFI accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. RFI establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

     Fair Value of Financial Instruments

RFI estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

     Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted

RFI TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and revenues and expenses for the period ended September 30, 2008. Actual results could differ from those estimates made by management.

     Fiscal Year End

RFI has adopted a fiscal year end of March 31.

(2)	Operating Activities and Going Concern

The Company’s business plan is to design and sell passive radio frequency identification (“RFID”) products. RFID products enable greater effectiveness and security in supply chain and asset tracking operations. Recent developments in technology, industry standards, and manufacturing processes allow these RFID systems to deliver long read ranges of up to 10 meters and read speeds of over 500 tags per second, at low cost with UHF tags currently selling for prices below $0.10.

The initial activities of RFI through September 30, 2008, include organization and incorporation, the issuance of 102,000,000 shares of common stock to an officer of the Company for services rendered, the issuance of 18,750,000 shares of common stock to three of the founders of the Company to raise $18,750, a capital formation activity to raise up to $17,000 from the sale of common stock to various stockholders, target market identification, marketing plans, the completion of a Registration Statement on Form S-1 with the SEC to register 18,947,841 shares of common stock on behalf of selling stockholders, other capital formation activities, and the commencement of operations.

While the management of RFI believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that it will be able to raise additional equity capital, or be able to generate sufficient revenues to sustain its operations. RFI also intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital and to commence operations.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of RFI as a going concern. RFI has incurred an operating loss since inception and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about RFI’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

RFI TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

(3)	Inventory

As of September 30, 2008, inventory consisted of the following:

2008

Project materials	$1,083

(4)	System and Installation Contract

On August 8, 2008, the Company entered into a system and installation contract with Mainrom Invest SRL, a residential community in Cluj-Napoca, Romania. The contract calls for the installation by the Company of radio frequency identification (RFID) tags for vehicles and biometric access control for pedestrians in order to monitor all traffic into and out of the community. In addition, the system will also monitor traffic within the community. The contract’s value is approximately $69,000. For the period ended September 30, 2008, the Company recorded $2,106 in revenues, and purchases of $1,836 related to the contract. In addition, billings on uncompleted contracts in excess of costs amounted to $23,283.

(5)	Common Stock

On August 12, 2008, the Company issued to its Director and chief executive officer 102,000,000 shares of common stock valued at par value for services rendered. This transaction was valued at $10,200.

On August 12, 2008, the Company issued 18,750,000 shares of its common stock at a price of $0.01 per share for subscriptions receivable of $18,750 to three of the founders of the Company. On September 11, 2008, the Company received $18,750 in satisfaction of the subscriptions receivable.

In August 2008, RFI commenced a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $17,000 through the issuance 11,447,841shares of its common stock, $0.0001 par value per share, at an offering price of $0.001485 per share. As of August 30, 2008, RFI had subscription agreements for 11,447,841 shares of common stock, and had closed the PPO. Proceeds from the PPO of $17,000 were received on September 9, 2008. The company issued the 11,447,841 shares of common stock on September 9, 2008, in connection to the PPO.

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the SEC to register 18,947,841 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The registration statement on Form S-1 was filed with the SEC on September 19, 2008, and declared effective on September 26, 2008.

RFI TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

(6)	Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2008, was as follows (using a 15 percent effective Federal income tax rate):

2008

Current Tax Provision:
Federal and state-
Taxable income	$—

Total current tax provision	$—

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$(4,759)
Change in valuation allowance	4,759

Total deferred tax provision	$—

The Company had deferred income tax assets as of September 30, 2008, as follows:

2008

Loss carryforwards	$(4,759)
Less - Valuation allowance	4,759

Total net deferred tax assets	$—

As of September 30, 2008, RFI had net operating loss carryforwards for income tax reporting purposes of approximately $31,700 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(7)	Related Party Transactions

As described in Note 5, the Company issued 102,000,000 shares of its common stock to its Director and CEO for services rendered at par value. The transaction was valued at $10,200.

(8)	Recent Accounting Pronouncements

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related

RFI TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)

FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

RFI TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

c)

AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)

Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of RFI does not expect the adoption of this pronouncement to have material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 19, 2008. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

RFI Technologies, Inc. is a development stage company which was incorporated on August 11, 2008, in the State of Nevada. We are focused on designing and selling passive radio frequency identification (RFID) products to enable greater effectiveness and security in supply chain and asset tracking operations. We currently have no employees other than our sole officer, who is also our sole Director.

The address of our principal executive office is 17 Hamizpe St. Shoham 60850, Israel. Our telephone number is - (212) 796-5819. We do not have a website at this time.

RFID technology has been used for years in access control, toll collection, animal tracking and automobile security systems, among other applications. Recent developments in technology, industry standards and manufacturing processes allow these RFID systems to deliver long read ranges of up to 10 meters and read speeds of over 500 tags per second, at low cost with UHF tags currently selling for prices below $0.10.

On August 24, 2008, we entered into a System and Installation Contract with Mainrom Invest SRL, which provides for the installation of our access control system in the American Village, a residential real estate complex in Cluj-Napoca, Romania. The system will monitor and control all traffic entering and exiting the village, including human and vehicular traffic moving within the village. The value of this contract is approximately $63,000.

We do not have sufficient capital to operate our business and will require additional funding to sustain operations through August 2009. There is no assurance that we will be able to achieve sales revenues sufficient to become profitable.

Overview and Market Opportunity

RFID (radio frequency identification) is a technology that incorporates the use of electromagnetic or electrostatic coupling in the radio frequency portion of the electromagnetic spectrum to uniquely identify an object, animal, or person. RFID is coming into increasing use in industry as an alternative to the bar code. The advantage of RFID is that it does not require direct contact or line-of-sight scanning.

An RFID system consists of three components: an antenna and transceiver (often combined into one reader) and a transponder (the tag). The antenna uses radio frequency waves to transmit a signal that activates the transponder. When activated, the tag transmits data back to the antenna. Data captured by RFID readers regarding an object’s identity and location can be used by organizations almost immediately for a variety of applications.

RFID technology has been used for years in access control, toll collection, animal tracking and automobile security systems, among other applications. A range of different types of RFID tags are available to meet different applications, from relatively simple passive tags that are powered entirely by radio frequency energy received from a reader, to relatively complex active and sensor tags that carry batteries and operate and communicate more autonomously.

New and emerging applications of RFID technology in supply chain and asset tracking applications generally use passive RFID systems operating in the ultra high frequency, or UHF, radio band. Recent developments in technology, industry standards and manufacturing processes allow these UHF systems to deliver long read ranges of up to 10 meters and read speeds of over 500 tags per second, at low cost with UHF tags currently selling for prices below $0.10. There has been a significant reduction in tag prices in recent years.

A number of businesses and government agencies, including Wal-Mart and the U.S. Department of Defense, have started significant programs or initiatives to implement RFID technology to help improve the effectiveness, efficiency and security of their supply chain operations. Organizations such as these have begun installing RFID reader infrastructure in their facilities, and are receiving RFID-tagged shipments from their suppliers. We expect that these initiatives, along with continuing reductions in RFID tag prices and the availability of software programs to use the data generated by RFID systems, will drive very rapid growth in the use of RFID for supply chain management and asset tracking applications over the next several years.

ABI Research, an independent market research firm, in its RFID Market Update 1, published in May 2008, predicts the overall worldwide RFID market will experience a 15 percent compound annual growth rate between 2007 and 2013, when total revenues will reach $9.7 billion. Passive UHF sales currently account for 20 percent of overall RFID revenues, and there will be 45 percent unit growth annually for passive UHF tags through 2013.

The Importance of Improving Supply Chain and Asset Tracking Performance

For many organizations, supply chain performance and asset tracking capability is a key driver of competitive advantage and business results. In addition, organizations face new supply chain and asset tracking challenges such as shorter product life cycles, rapidly changing manufacturing and distribution arrangements, and more stringent regulatory and security requirements.

To improve supply chain performance, organizations have implemented increasingly sophisticated analytical and decision-support software to analyze and utilize available information about the movement of goods. These programs are designed to help further optimize manufacturing, inventory management, transportation planning, distribution and warehouse operations, store operations, order management, billing and financial systems. Supply chain execution systems and enterprise resource planning systems integrate these systems across entire organizations.

Although different organizations in different industries have different metrics and priorities for tracking and improving supply chain and asset tracking performance, in general, we believe they seek solutions which address the following two areas:

- Effectiveness in supply chain management means the availability of what is needed, when it is needed and where it is needed. This effectiveness is often measured by out-of-stock rates and on-time availability. According to some industry estimates, consumer goods companies could potentially gain from smart shelves because they would guarantee instock levels, eliminating a 6% sales loss every year[2].

- Security in supply chain management and asset tracking refers to vulnerability to theft, channel diversion or the introduction of counterfeit or alternative products or materials. Supply chain and asset tracking security is often measured by theft and shrinkage costs, and also affects less quantifiable factors such as company or brand reputation, consumer safety and national security. According to Jewelers Security Alliance (JSA), a jewelry trade organization, on-premise theft in the United States was $22.2 million in 2007, up from $20.7 million in 2006[3].

RFID Adoption

A number of organizations have started significant programs or initiatives to implement RFID technology, and several have begun installing RFID infrastructure in their operations. For example, both Wal-Mart and the U.S. Department of Defense have begun the implementation of RFID tagging. Other retail companies, such as Best Buy and Metro, have initiated the installation of RFID infrastructure in their operations. Consumer goods companies, such as Gillette, Kimberly-Clark and VF, have also begun implementing RFID.

We believe the key drivers in the market for RFID Technology include:

• Declining RFID Tag Prices

We believe as the price of RFID tags decline, users of the technology will realize a greater return on investment from RFID deployments. We believe that reductions in tag prices will make implementation of RFID technology more cost-effective and practical for a wider range of businesses and other organizations, including businesses in the apparel, pharmaceuticals, consumer electronics and electronic media industries.

• Installation of RFID Infrastructure

We believe as major users continue to install RFID readers and other infrastructure over the next several years this will help increase demand for RFID tags. In addition, as manufacturers apply RFID tags to an increasing portion of their shipments, we believe that they will find it beneficial to implement RFID in their own operations, which will further increase demand for RFID infrastructure products and RFID tags.

• Availability of Software Applications to Leverage RFID Data

Major enterprise resource planning (ERP) industry participants such as IBM, Microsoft, Oracle and SAP, have developed and are selling software modules designed to use the data provided by RFID applications. In addition, many new and existing software vendors are creating new software applications and analytical services designed to analyze, manage and utilize data collected from RFID tracking systems. We believe the users’ ability to utilize RFID data in these software applications will help encourage further adoption of RFID technology.

• Establishment of Standards

We believe standardization of key RFID technology is critical to accelerate the broad-scale adoption of RFID for supply chain management and asset tracking. A second generation, or Gen 2, specification for passive UHF RFID was completed and approved in 2004 by EPCglobal. This Gen 2 standard creates a single, global, open specification for UHF RFID applications.

Our Products

We will offer high-performance RFID solutions that will be often customized to our customers’ specific needs. These solutions generally include all the components needed, such as RFID antennas, RFID tags, RFID readers, hardware management systems, and software management systems. We will generally purchase “best of breed” components from third-party suppliers and integrate the various components and software to provide a complete, working solution. We will also provide professional consulting and implementation services to support these products.

Our products will include:

“Smart Jewel”

Our Smart Jewel system provides a comprehensive RFID tagging solution for high-ticket retail items such as jewelry and watches.

Key features include:

•	Provides automatic, real-time, stock count;

•	Alerts for items that are out of the counter for a long period of time before sale, which can indicate possible theft;

•	Indicates the type and quantity of each product on every drawer or shelf in the store;

•	Manages employee authorization for opening a counter, as every drawer or counter is equipped with an electronic key so, which can only be used authorized personal; and

•	Every drawer opening is logged in the system, providing data on who opened the drawer, when, and what items were moved.

“Smart Cabinet”

This system provides a comprehensive RFID tagging solution for racks, cabinets and data centers housing critical network and other IT equipment.

Key features include:

•	Provides automatic, real-time, inventory count;

•	Provides the precise location of each piece of equipment in the cabinet, reducing the time needed for technician to find a specific item needing repair or maintenance;

•	Enables better planning of equipment to be stored in each cabinet;

•	Alerts for items taken from the cabinet, which can indicate possible theft;

•	Alerts for items out of place in the cabinet;

•	Maintains a historical record of when specific item of equipment was handled.

Access Control

In addition to supply chain management and asset tracking, access control is another relevant application for RFID technology.

Key features include:

•	Provides an access control solution that is hands-free and unencumbered, as identity badges can be read several meters from the access control doorway or portal.

•	Allows surveillance cameras and video recording equipment to be triggered when certain user-specified RFID events occur;

•	Tracker software allows RFID asset tags to be linked with the owner’s access control badge to control movement of people, vehicle or other high-value items into, out of, and within the facility;

•	Provides data on which employee are performing a particular task, such as operating a specific piece of equipment, and verifies if the employee is authorized for that task; and

•	Can be combined with various biometric controls to provide more enhanced security to limit access to restricted areas.

Marketing

We will market our products by direct sales as well as through authorized distributors and resellers. We will also seek to partner with other companies in complementary fields. For example, we will seek to market our “Smart Jewel” product together with manufactures of stands for the retail jewelry trade, and market our “Smart Cabinet” together with companies specializing in IT equipment racks and cabinets.

We recognize that our current management may not have sufficient marketing experience to create and execute an effective marketing plan. Accordingly, it is our intention to recruit experienced personnel to specialize in this area. In particular, we will seek sales and marketing staff with experience in the corporate training industry.

Competition

We will face significant competition in the RFID industry from both established and emerging players. We believe that our principal competitors in passive UHF RFID systems will include PowerID Ltd., Motorola, Inc, Checkpoint Systems, Inc, Alien Technology Corporation and Hitachi, Ltd. We may also face competition from companies that expand into our industry in the future.

Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. As a result, some of these competitors may choose to devote greater resources to the development, promotion, sale and support of their products, and may be able to leverage sales of other product lines and existing relationships with customers in connection with the marketing and sales of RFID products. Competitors that have larger market capitalization or cash reserves are better positioned than we are to acquire other companies in order to gain new technologies or products that may displace ours. Consolidation in the RFID industry could intensify the competitive pressures that we face because these consolidated competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than we have.

We compete primarily by emphasizing the innovative design of our RFID applications, and our relatively fast implementation time.

Government Regulation and Standards

Government regulations governing radio devices operating in the UHF band vary around the world. For example, U.S. radio regulations fall under the oversight of the Federal Communications Commission, or FCC. Our readers and tags will be designed to meet a range of regulatory requirements, and generally our products will be certified to be used without a license. We will closely monitor evolving and emerging regulations in our key potential markets.

Intellectual Property

We rely on a combination of trade secrets, including know-how, patents, employee and third-party nondisclosure agreements, copyright laws and contractual rights to establish and protect our proprietary rights in our products.

Despite our efforts to protect our intellectual property rights, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use some technology and information that we regard as proprietary. Moreover, the laws of some countries do not afford us the same protection to proprietary rights as do the laws of the United States. There can be no assurance that legal protections relied upon by us to protect its proprietary position will be adequate.

Employees

We have commenced only limited operations. Therefore, we have no full-time employees. Our sole officer and Director, Ronen Luzon, provides services to us on an as-needed basis. When we commence full operations, we will need to hire full-time management and administrative support staff.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008, reflects that we have $37,504 in cash, which represents 97.2% of the total assets of the Company.

On August 12, 2008, the Company issued 18,750,000 shares of its common stock at a price of $0.001 per share for subscriptions receivable of $18,750 to three of the founders of the Company. On September 11, 2008, the Company received $18,750 in satisfaction of the subscriptions receivable.

Also, in September 2008, the Company received $17,000 in proceeds from the issuance of 11,447,841 shares of common stock, par value $0.0001 per share, which were offered and sold in private placement transactions to 40 subscribers at a price of $0.001485 per share.

These transactions were conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

The Company submitted a Registration Statement on Form S-1 to the Securities and Exchange Commission to register 18,974,841 of its outstanding shares of common stock on behalf of selling stockholders in the private placement. The Registration Statement was filed with the SEC on September 19, 2008, and was declared effective on September 26, 2008.

Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. However, we do not have sufficient resources to effectuate our business. We expect to incur a minimum of $150,000 in expenses during the next 12 months of operations. We estimate that this will be comprised mostly of professional fees including; $100,000 towards product development, $30,000 towards marketing materials. Additionally, $20,000 will be needed for general overhead expenses such as for reimbursed expenses, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering after our shares are quoted on the Over-the-Counter Bulletin Board. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other source.

Going Concern Consideration

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of RFI as a going concern. RFI has incurred an operating loss since inception and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about RFI’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

For a summary of our critical accounting policies, please refer to our Registration Statement on Form S-1 filed with SEC on September 19, 2008, and declared effective on September 26, 2008, and the Financial Statements of this Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any Director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the risks to our business described in our Registration Statement filed with the SEC on September 19, 2008, and declared effective on September 26, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Ronen Luzon, the President, Chief Executive Officer, Treasurer and Sole Director (attached hereto)

32.1	Section 1350 Certifications of Ronen Luzon, the President, Chief Executive Officer, Treasurer and Sole Director (attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RFI TECHNOLOGIES, INC.

Dated: November 13, 2008	By:	/s/Ronen Luzon

	Name:	Ronen Luzon
	Title:	President, Chief Executive Officer,
Treasurer and Director (Principal Executive, Financial and Accounting Officer)