Form 10-Q
period 2008-12-31
RFI TECHNOLOGIES, INC.
filed 2009-02-24
CIK 1445223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2008

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
Yes ☒ No ☐

As of February 23, 2009, 132,197,841 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.          Financial Statements.

RFI TECHNOLOGIES, INC.
INDEX TO INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

RFI TECHNOLOGIES, INC.
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2008
(Unaudited)

2008

ASSETS

Current Assets:
Cash in bank	$2,877

Total current assets	2,877

Total Assets	$2,877

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable - Trade	$600

Total current liabilities	600

Total liabilities	600

Commitments and Contingencies
Stockholders’ Equity:

Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 132,197,841 shares issued and outstanding	13,220
Additional paid-in capital	32,730
(Deficit) accumulated during the development stage	(43,673)

Total stockholders’ equity	2,277

Total Liabilities and Stockholders’ Equity	$2,877

The accompanying notes to financial statements are
an integral part of this balance sheet.

RFI TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND PERIOD ENDED
DECEMBER 31, 2008, AND CUMULATIVE FROM INCEPTION
(AUGUST 11, 2008) THROUGH DECEMBER 31, 2008
(Unaudited)

	Three Months Ended December 31, 2008	Period Ended December 31, 2008	Cumulative From Inception

Revenues	$23,283	$25,389	$25,389

Cost of Revenues:
Purchases	23,283	25,119	25,119

Total cost of revenues	23,283	25,119	25,119

Gross Profit	—	270	270

Expenses:
General and administrative-
Legal fees	5,000	18,846	18,846
Officer’s compensation paid by issued shares	—	10,200	10,200
Audit fees	3,100	7,100	7,100
Consulting fees	750	2,750	2,750
Transfer agent fees	1,975	1,975	1,975
Other	510	1,225	1,225
Organization costs	—	1,154	1,154
Bank charges	479	563	563
Filling fees	130	130	130

Total general and administrative expenses	11,944	43,943	43,943

(Loss) from Operations	(11,944)	(43,673)	(43,673)

Other Income (Expense)	—	—	—

Provision for income taxes	—	—	—

Net (Loss)	$(11,944)	$(43,673)	$(43,673)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	132,197,841	129,031,845

The accompanying notes to financial statements are
an integral part of these statements.

RFI TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2008,
AND CUMULITIVE FROM INCEPTION (AUGUST 11, 2008)
THROUGH DECEMBER 31, 2008
(Unaudited)

	Period Ended December 31, 2008	Cumulative From Inception

Operating Activities:
Net (loss)	$(43,673)	$(43,673)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Inventory	—	—
Officer’s compensation paid by issued shares	10,200	10,200
Changes in net liabilities-Accounts payable - Trade	600	600

Net Cash Provided by Operating Activities	(32,873)	(32,873)

Investing Activities:
Cash provided by investing activities	—	—

Net Cash Provided by Investing Activities	—	—

Financing Activities:
Proceeds from issuance of common stock	35,750	35,750

Net Cash Provided by Financing Activities	35,750	35,750

Net Increase in Cash	2,877	2,877

Cash - Beginning of Period	—	—

Cash - End of Period	$2,877	$2,877

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

Supplemental Information of Noncash Operating Activities:

On June 19, 2008, the Company issued 102,000,000 shares of common stock to its Director and sole officer for services rendered valued at $10,200.

The accompanying notes to financial statements are
an integral part of these statements.

RFI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

(1)	Summary of Significant Accounting Policies

     Basis of Presentation and Organization

RFI Technologies, Inc. (“RFI” or the “Company”) is a Nevada corporation. The Company was incorporated under the laws of the State of Nevada on August 11, 2008, and was previously a development stage company. The business plan of RFI is to design and sell passive radio frequency identification (“RFID”) products. RFID products enable greater effectiveness and security in supply chain and asset tracking operations. Recent developments in technology, industry standards and manufacturing processes allow these RFID systems to deliver long read ranges of up to 10 meters and read speeds of over 500 tags per second, at low cost with UHF tags currently selling for prices below $0.10. The accompanying financial statements of RFI were prepared from the accounts of the Company under the accrual basis of accounting.

On August 12, 2008, the Company issued 18,750,000 shares of its common stock at a price of $0.001 per share for subscriptions receivable of $18,750 to three of the founders of the Company. Proceeds of $18,750 from the issuance of the common stock were received on September 11, 2008.

In addition, in 2008, RFI commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $17,000 through the issuance of 11,447,841 shares of its common stock, $0.0001 par value per share, at an offering price of $0.001485 per share. As of August 30, 2008, RFI had closed the PPO and proceeds from the PPO of $17,000 were received on September 9, 2008.

The Company also commenced an activity to submit a registration statement on Form S-1 to the Securities and Exchange Commission to register 18,947,841 of its outstanding shares of common stock on behalf of selling stockholders (see Note 7). The registration statement on Form S-1 was filed with the SEC on September 19, 2008, and declared effective on September 26, 2008.

     Unaudited Interim Financial Statements

The interim financial statements of the Company as of December 31, 2008, and for the three months and period ended December 31, 2008, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2008, and the results of its operations and its cash flows for the three months and period ended December 31, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending March 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of August 31, 2008, in its Registration Statement on Form S-1 filed with the SEC for additional information, including significant accounting policies.

RFI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
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

Revenues from fixed price contracts are recognized on a percentage of completion basis, in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. The Company recognized approximately $21,799 of revenues for the period ended December 31, 2008

     Impairment of Long-Lived Assets

RFI evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. RFI records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended December 31, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

     Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2008.

RFI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
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

     Fair Value of Financial Instruments

RFI estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

     Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

RFI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

amounts of assets and liabilities as of December 31, 2008, and revenues and expenses for the period ended December 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The initial activities of RFI through December 31, 2008, include organization and incorporation, the issuance of 102,000,000 shares of common stock to an officer of the Company for services rendered, the issuance of 18,750,000 shares of common stock to three of the founders of the Company to raise $18,750, a capital formation activity to raise up to $17,000 from the sale of common stock to various stockholders, target market identification, marketing plans, and other capital formation activities. RFI is currently in the process of submitting a Registration Statement on Form S-1 to the SEC to register 18,947,841 shares of common stock on behalf of selling stockholders. The registration statement on Form S-1 was filed with the SEC on September 19, 2008, and was declared effective on September 26, 2008.

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

(3)	Common Stock

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

RFI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

In August 2008, RFI commenced a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $17,000 through the issuance of 11,447,841shares of its common stock, $0.0001 par value per share, at an offering price of $0.001485 per share. As of August 30, 2008, RFI had subscription agreements for 11,447,841 shares of common stock, and had closed the PPO. Proceeds from the PPO of $17,000 were received on September 9, 2008. The company issued the 11,447,841 shares of common stock on September 9, 2008, in connection to the PPO.

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

(4)	Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2008, was as follows (using a 15 percent effective Federal income tax rate):

2008

Current Tax Provision:
Federal and state-Taxable income	$—

Total current tax provision	$—

Deferred Tax Provision:
Federal and state-Loss carryforwards	$(6,551)
Change in valuation allowance	6,551

Total deferred tax provision	$—

The Company had deferred income tax assets as of December 31, 2008, as follows:

2008

Loss carryforwards	$(6,551)
Less - Valuation allowance	6,551

Total net deferred tax assets	$—

As of December 31, 2008, RFI had net operating loss carryforwards for income tax reporting purposes of approximately $43,673 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

RFI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(5)	Related Party Transactions

As described in Note 3, the Company issued 102,000,000 shares of its common stock to its Director and CEO for services rendered at par value. The transaction was valued at $10,200.

(6)	System and Installation Contract

On August 8, 2008, the Company entered into a system and installation contract with Mainrom Invest SRL, a residential community in Cluj-Napoca, Romania. The contract states that the Company will install radio frequency identification (RFID) tags for vehicles and biometric access control for pedestrians in order to monitor all traffic into and out of the community. In addition, the system will also monitor traffic within the community. The contract’s value is approximately $69,000.

(7)	Recent Accounting Pronouncements

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

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

RFI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

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

RFI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

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

The address of our principal executive office is 17 Hamizpe St. Shoham 60850, Israel. Our telephone number is (212) 796-5819. We do not have a website at this time.

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

[1] http://www.abiresearch.com/abiprdisplay.jsp?pressid=1133

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

[2]	Supermarket Strategic Alert, http://www.supermarketalert.com

[3]	http://www.jewelerssecurity.org/statistics2007.php

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

Liquidity and Capital Resources

Our balance sheet as of December 31, 2008, reflects that we have $2,877 in cash, which represents 100% of the total assets of the Company.

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

Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. However, we do not have sufficient resources to effectuate our business. We expect to incur a minimum of $150,000 in expenses during the next 12 months of operations. We estimate that this will be comprised mostly of professional fees including; $100,000 towards product development, $30,000 towards marketing materials. Additionally, $20,000 will be needed for general overhead expenses such as for reimbursed expenses, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering after our shares are quoted on the Over the Counter Bulletin Board. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us.

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

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.             Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2008.

Item 5.             Other Information.

None.

Item 6.              Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Ronen Luzon, the President, Chief Executive Officer, Treasurer and Sole Director (attached hereto)

32.1	Section 1350 Certifications of Ronen Luzon, the President, Chief Executive Officer, Treasurer and Sole Director(attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RFI TECHNOLOGIES, INC.

Dated: February 23, 2009	By:	/s/Ronen Luzon

	Name:	Ronen Luzon
	Title:	President, Chief Executive Officer,
Treasurer and Director (Principal Executive, Financial and Accounting Officer)