Form 10-Q/A
period 2008-12-31
RFI TECHNOLOGIES, INC.
filed 2009-02-24
CIK 1445223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒           No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
BALANCE SHEET (NOTE 2)
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
STATEMENTS OF OPERATIONS (NOTE 2)
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

The accompanying notes to financial statements are
an integral part of these statements.

RFI TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2008,
AND CUMULITIVE FROM INCEPTION (AUGUST 11, 2008)
THROUGH DECEMBER 31, 2008
(Unaudited)

	Period Ended December 31, 2008	Cumulative From Inception

Operating Activities:
Net (loss)	$(43,673)	$(43,673)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Officer’s compensation paid by issued shares	10,200	10,200
Changes in net liabilities-Accounts payable - Trade	600	600

Net Cash (Used in) Operating Activities	(32,873)	(32,873)

Investing Activities:
Cash provided by investing activities	—	—

Net Cash Provided by Investing Activities	—	—

Financing Activities:
Proceeds from issuance of common stock	35,750	35,750

Net Cash Provided by Financing Activities	35,750	35,750

Net Increase in Cash	2,877	2,877

Cash - Beginning of Period	—	—

Cash - End of Period	$2,877	$2,877

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

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

RFI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

     Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

     Inventory

Inventory of the Company is stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method.

     Revenue Recognition

The Company generates revenues from product/system sales and installations contracts.

Revenues from fixed price contracts are recognized on a percentage-of-completion basis, in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues on fixed price contracts are recognized on the percentage-of-completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. The Company recognized approximately $25,389 of revenues for the period ended December 31, 2008.

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

     Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months and period ended December 31, 2008.

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

     Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

RFI TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

amounts of assets and liabilities as of December 31, 2008, and revenues and expenses for the three months and period ended December 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The provision (benefit) for income taxes for the period ended December 31, 2008, was as follows (using a 15 percent effective Federal income tax rate):

2008

Current Tax Provision:
Federal Taxable income	$—

Total current tax provision	$—

Deferred Tax Provision:
Federal Loss carryforwards	$(6,551)
Change in valuation allowance	6,551

Total deferred tax provision	$—

The Company had deferred income tax assets as of December 31, 2008, as follows:

2008

Loss carryforwards	$(6,551)
Less - Valuation allowance	6,551

Total net deferred tax assets	$—

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

On August 24, 2008, the Company entered into a system and installation contract with Mainrom Invest SRL, a residential community in Cluj-Napoca, Romania. The contract states that the Company will install radio frequency identification (RFID) tags for vehicles and biometric access control for pedestrians in order to monitor all traffic into and out of the community. In addition, the system will also monitor traffic within the community. The contract’s value is approximately $69,000.

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

ABI Research, an independent market research firm, in its RFID Market Update1, published in May 2008, predicts the overall worldwide RFID market will experience a 15 percent compound annual growth rate between 2007 and 2013, when total revenues will reach $9.7 billion. Passive UHF sales currently account for 20 percent of overall RFID revenues, and there will be 45 percent unit growth annually for passive UHF tags through 2013.

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

[1]	http://www.abiresearch.com/abiprdisplay.jsp?pressid=1133

[2]	Supermarket Strategic Alert, http://www.supermarketalert.com

[3]	http://www.jewelerssecurity.org/statistics2007.php

We believe the key drivers in the market for RFID Technology include:

•	Declining RFID Tag Prices

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RFI TECHNOLOGIES, INC.

Dated: February 23, 2009	By:	/s/Ronen Luzon

	Name:	Ronen Luzon
	Title:	President, Chief Executive Officer,
Treasurer and Director (Principal Executive, Financial and Accounting Officer)